Form 10-Q
period 2021-06-30
Hudson Executive Investment Corp. III
filed 2021-08-17
CIK 1823034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40100

HUDSON EXECUTIVE INVESTMENT CORP. III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2617306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
570 Lexington Avenue, 35
th
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, there were 60,000,000 shares of Class A common stock, $0.0001 par value and 15,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

HUDSON EXECUTIVE INVESTMENT CORP. III
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$829,369	$185
Prepaid expenses	449,704	—

Total Current Assets	1,279,073	185
Deferred offering costs	—	300,450
FPA derivative asset	13,000	—
Investments held in Trust Account	600,060,416	—

TOTAL ASSETS	$601,352,489	$300,635

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$412,963	$1,253
Accrued offering costs	25,000	250,000
Promissory note – related party	8,483	25,650

Total Current Liabilities	446,446	276,903
Warrant liabilities	24,008,588	—
Deferred underwriting fee payable	21,000,000	—

Total Liabilities	45,455,034	276,903

Commitments and Contingencies
Class A common stock subject to possible redemption 60,000,000 and no shares at redemption value of $10.00 as of June 30, 2021 and December 31, 2020, respectively	600,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 60,000,000 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 and 15,093,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,500	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(44,104,045)	(1,268)

Total Stockholders’ (Deficit) Equity	(44,102,545)	23,732

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$601,352,489	$300,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$276,752	$1,576,587

Loss from operations	(276,752)	(1,576,587)
Other income
Interest earned on marketable securities held in Trust Account	45,312	60,416
Change in fair value of warrant liability	3,710,013	3,906,413

Total o ther income	3,755,325	3,966,829
Income before income taxes	3,478,573	2,390,242

Net income	$3,478,573	$2,390,242

Weighted average shares outstanding of Class A redeemable common stock	60,000,000	60,000,000

Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	15,000,000	14,409,530

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$0.23	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	15,093,750	$1,509	$23,491	$(1,268)	$23,732
Sale of 60,000,000 Units, net of underwriting discounts, offering costs, and warrant liabilities	60,000,000	6,000	—	—	551,814,281	—	551,820,281
Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	1,663,200	—	1,663,200
Forfeiture of Founder Shares	—	—	(93,750)	(9)	9	—	—
Class A Common stock subject to redemption	(60,000,000)	(6,000)	—	—	(553,500,981)	(46,493,019)	(600,000,000)
Net loss	—	—	—	—	—	(1,088,331)	(1,088,331)

Balance – March 31, 2021	—	—	15,000,000	1,500	$—	$(47,582,618)	$47,581,118
Net income	—	—	—	—	—	3,478,573	3,478,573

Balance – June 30, 2021	—	$—	15,000,000	$1,500	$—	$(44,104,045)	$(44,102,545)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,390,242
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,906,413)
Transaction costs incurred in connection with warrant liabilities	878,490
Interest earned on marketable securities held in Trust Account	(60,416)
Changes in operating assets and liabilities:
Prepaid expenses	(441,221)
Accrued expenses	411,710

Net cash used in operating activities	(727,608)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(600,000,000)

Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	588,000,000
Proceeds from sale of Private Placements Warrants	14,000,001
Repayment of promissory note - related party	(189,155)
Payment of offering costs	(254,054)

Net cash provided by financing activities	601,556,792

Net Change in Cash	$829,184
Cash – Beginning of period	185

Cash – End of period	$829,369

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000

Offering costs paid through promissory note	$163,505

Payment of prepaid expenses through promissory note	$8,483

Initial classification of Class A common stock subject to possible redemption	$600,000,000

Deferred underwriting fee payable	$21,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Hudson Executive Investment Corp. III (the “Company”) is a blank check company incorporated in Delaware on August 18, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the search for a target company. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2021. On February 26, 2021 the Company consummated the Initial Public Offering of 60,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $600,000,000 which is described in Note
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,333,334 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to HEC Sponsor III LLC (the “Sponsor”), generating gross proceeds of $14,000,001, which is described in Note
5
.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Initial transaction or do not vote at all.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. In connection with the preparation of the Company’s financial statements as of June 30, 2021, the Company further evaluated the Class A common stock subject to possible redemption and concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, less allocated offering costs and the fair value of Public Warrants, resulting in the Class A common stock subject to possible redemption being equal to $600,000,000. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
The impact of the revision on the Company’s financial statements are reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of February 26, 2021 (audited)
Class A common stock subject to possible redemption	$547,614,629	$52,385,371	$600,000,000
Class A common stock	$524	$(524)	$—
Additional paid-in capital	$5,891,828	$(5,891,828)	$—
Accumulated deficit	$(893,850)	$(46,493,019)	$(47,386,869)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(52,385,371)	$(47,385,369)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$547,418,880	$52,581,120	$600,000,000
Class A common stock	$526	$(526)	$—
Additional paid-in capital	$6,087,575	$(6,087,575)	$—
Accumulated deficit	$(1,089,599)	$(46,493,019)	$(47,582,618)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(52,581,120)	$(47,581,118)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$547,614,630	$52,385,370	$600,000,000
Change in value of Class A common stock subject to possible redemption	$(195,750)	$195,750	$—
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
as filed with the SEC on March 4, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the
Company’s
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and forward purchase agreement (“FPA”) (as described in Note
6
). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 60,000,000 and no shares, respectively, of Class A common shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the
Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Warrant and FPA Derivatives
The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as assets or liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. At
June
30, 2021, the fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price
. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.
Income Taxes
The Company follows the asset

and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $134,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above) which are not currently deductible.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,916,667 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent on future events and the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net Income (loss) per share, basic and diluted, for Class A and Class B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period. Class A and Class B non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income earned on marketable securities held in Trust Accounts	$45,312	$60,416
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(45,312)	(60,416)

Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	60,000,000	60,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—
Non-Redeemable Class A and Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$3,478,573	$2,390,242
Less: Redeemable Net Earnings	—	—

Non-Redeemable Net Earnings	$3,478,573	$2,390,242
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	15,000,000	14,409,530
Income/Basic and Diluted Non-Redeemable Class A and B Common Stock	$0.23	$0.17
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note
9
).
Recent Accounting Standards
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE
4
. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 60,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 7,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
9
).
NOTE
5
. PRIVATE PLACEMENT
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
6
. RELATED PARTY TRANSACTIONS
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
Administrative Services Agreement
The Company entered into an agreement, commencing February 26, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of

$10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, respectively, of which $40,000 is recorded as accrued expenses in the condensed balance sheet as at June 30, 2021.
Promissory Note—Related Party
On August 18, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of August 18, 2021 or the consummation of the Initial Public Offering. The Promissory Note balance of $189,155 was repaid on February 26, 2021.
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, there was $8,483 and no Working Capital Loans outstanding, respectively.
Forward Purchase Agreement
Following the Initial Public Offering on February 23, 2021, the
Company entered into a forward purchase agreement with HEC Master Fund LP (“HEC Master”) pursuant to which HEC Master will commit to purchase from the Company up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and one-fifth
of one warrant to purchase one share of Class A common stock (the “Forward Purchase Warrants” and, together with the Forward Purchase Shares, the “Forward Purchase Securities”), for $10.00 per unit, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, HEC Master may purchase less than an agreed upon number of Forward Purchase Units. In addition, HEC Master’s commitment under the forward purchase agreement will be subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of its investment committee. Pursuant to the terms of the Forward Purchase Agreement, HEC Master will have the option to assign its commitment to one of its affiliates and an agreed upon amount to members of the Company’s management team. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the units being sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Master or its permitted assignees and transferees.
NOTE
7
. COMMITMENTS
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
JUNE 30, 2021
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
NOTE
8
. STOCKHOLDERS’

EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were no shares of Class A common stock issued and outstanding, excluding 60,000,000 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
The Company determined the common stock subject to redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the Forward Purchase Agreement, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $600,000,000. This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.
Class B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021, there were 15,000,000 shares of Class B common stock issued and outstanding. As of December 31, 2020, there were 15,093,750 shares of common stock issued and outstanding, of which 93,750 shares of Class B common stock were forfeited as a result of the underwriters’ election to partially exercise their over-allotment option, so that the number of Founder Shares equal 20% of the Company’s issued and outstanding common stock.
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
9
. WARRANTS
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
NOTE
10
. FAIR

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
At June 30, 2021, assets held in the Trust Account were comprised of $14,583 of cash and $600,045,833 in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:
June 30, 2021	U.S. Treasury Securities (Mature on 8/03/2021)	1	$600,045,833	$(9,835)	$600,035,998
June 30, 2021	FPA Derivative	3			$13,000
Liabilities:
June 30, 2021	Warrant Liability – Public Warrants	1			$13,440,000
June 30, 2021	Warrant Liability – Private Placement Warrants	3			$10,568,588
There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020. The Warrants and FPA were accounted for as assets or liabilities in accordance with ASC
815-40
and are presented within FPA derivative asset warrant liabilities on the accompanying balance sheets. The warrants and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrants in the statements of operations.
The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
The Private Placement Warrants and FPA’s were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants and was estimated to be

10
% before the expected business combination and
20
% after the expected business combination.
The following assumptions were used to determine the Level 3 fair value measurements:

June 30, 2021
Risk-free interest rate – Private Placement warrants	1.01%
Risk-free interest rate – FPA	0.07%
Time to maturity	5.83
Expected volatility	16.4%
Dividend yield	0.00%
Exercise price	$11.50
Stock Price	$9.76
The following table presents the changes in the fair value of Level 1 and Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28 , 2021	12,336,801	15,565,200	27,902,001
Change in fair value	(61,600)	(66,000)	(127,600)
Transfer to Level 1	—	(15,499,200)	(15,499,200)
Fair value as of March 31, 2021	$12,275,201	$—	$12,275,201
Change in fair value	(1,706,613)	—	(1,706,613)

Fair value as of June 30, 2021	$10,568,588	$—	$10,568,588

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three
 months ended
March
 3
1
, 2021 was $15,499,200, when the Public Warrants were separately listed and traded. There were no changes in levels for the three months ended June 30, 2021.
The following table presents the changes in the fair value of FPA Derivative Asset (Liability), which utilizes Level 3 measurements:

FPA Derivative
Fair value as of January 1, 2021	$—
Initial measurement on January 28, 2021	(12,900)
Change in valuation inputs or other assumptions	25,900

Fair value as of June 30, 2021	$13,000

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 1
1
. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we generated a net income of approximately $3.5 million, which consists of income of approximately $3.7 million derived from the changes in fair value of the warrant liability and FPA and interest earned on marketable securities held in the trust account of $45,312 offset by operating costs of $276,752.

For the six months ended June 30, 2021, we generated a net income of approximately $2.4 million, which consists of income of approximately $3.9 million derived from the changes in fair value of the warrant liability and FPA and interest earned on marketable securities held in the trust account of $60,416 offset by operating costs of $1,576,587.
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
For the six months ended June 30, 2021, cash used in operating activities was $727,608. Net income of $2,390,242 was affected by noncash charges (income) related to the change in fair value of the warrant liability of $3,906,413, interest earned in marketable securities held in trust account of $60,416 and transaction costs associated with the warrants of $878,490. Changes in operating assets and liabilities used $29,511 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $600,060,416 (including approximately $60,416 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2021, we had cash of $829,369. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any
long-term
debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. We began incurring these fees on February 26, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
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
Warrant and FPA Derivatives
The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as assets or liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.
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
Net Income (Loss) Per Common Share
We apply the
two-class
method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period presented.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and the FPA as described in the Note 2 to the Financial Statement herein, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants and the FPA as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures Management has implemented remediation steps to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants and the FPA on a quarterly basis.

PART II. OTHER INFORMATION
Item 5. Legal Proceedings
None
Item 5A. Risk Factors
Not required for smaller reporting companies.
Item 6. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 28, 2021, we, consummated its initial public offering of 60,000,000 units, The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $600,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1
(Nos.
333-252744
and
333-253427).
The Securities and Exchange Commission declared the registration statements effective on February 23 rd
, 2021.
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
Item 7. Defaults Upon Senior Securities
None
Item 8. Mine Safety Disclosures
Not applicable
Item 9. Other Information
None
Item 10. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated February 3, 2021, by and among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Barclays Capital Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.4 filed with the Company’s registration statement on Form S-1 filed by the registrant on February 4, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the registrant on February 4, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the registrant on February 4, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the registrant on February 4, 2021).

4.4	Warrant Agreement, dated February 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

10.1	Amended and Restated Promissory Note, dated December 22, 2020, issued to HEC Sponsor III (incorporated by reference to Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the registrant on February 4, 2021).

10.2	Letter Agreement, dated February 23, 2021, by and among the Company, its executive officers, its directors and HEC Sponsor III LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

10.3	Investment Management Trust Agreement, dated February 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

10.4	Registration Rights Agreement, dated February 26, 2021, by and among the Company, HEC Sponsor III LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

10.5	Amended and Restated Subscription Agreement, dated December 22, 2020, between HEC Sponsor III LLC and the Company (incorporated by reference to Exhibit 10.7 filed with the Company’s registration statement on Form S-1 filed by the registrant on February 4, 2021).

10.6	Private Placement Warrants Purchase Agreement, dated February 23, 2021, by and among the Company and HEC Sponsor III LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

10.7	Administrative Services Agreement, dated February 26, 2021, by and between the Company and HEC Sponsor III LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

10.8	Forward Purchase Agreement, dated February 26, 2021, by and between the Company and HEC Master Fund LP (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the registrant on March 1, 2021).

10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the registrant on February 4, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished.

PART III. SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON EXECUTIVE INVESTMENT CORP. III

Date: August 17, 2021	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2021	By:	/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

25