Form 10-Q
period 2021-09-30
Hudson Executive Investment Corp. III
filed 2021-11-15
CIK 1823034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-40100

HUDSON EXECUTIVE INVESTMENT CORP. III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2617306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Address not applicable
(1)
(Address of principal executive offices)
(212)
521-8495
(Issuer’s telephone number)
(Former name or former address of principal executive office, if changed since last report.)
c/o Cadwalader, Wickersham & Taft LLP
200 Liberty Street
New York, NY 10281

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
(
§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes

☒

No

☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of November
15
, 2021, there
were 60,000,000 shares of Class A common stock, $0.0001 par value and 15,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

(1)	In September 2021, the registrant became a fully remote company. Accordingly, it does not maintain a principal executive office.

HUDSON EXECUTIVE INVESTMENT CORP. III
FORM10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 18, 2020 (Inception) through September 30, 2020	4
Unaudited Notes to Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information	22
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$797,069	$185
Prepaid expenses	340,089	—

Total Current Assets	1,137,158	185
Deferred offering costs	—	300,450
FPA derivative asset	99,000	—
Cash and Investments held in Trust Account	600,113,576	—

TOTAL ASSETS	$601,349,734	$300,635

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$522,980	$1,253
Accrued offering costs	25,000	250,000
Due to related party	30,416	—
Promissory note – related party	—	25,650

Total Current Liabilities	578,396	276,903
Warrant liabilities	17,600,667	—
Deferred underwriting fee payable	21,000,000	—

Total Liabilities	39,179,063	276,903

Commitments and Contingencies
Class A common stock subject to possible redemption 60,000,000 at $10.00 per share and no shares as of September 30, 2021 and December 31, 2020, respectively	600,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued or outstanding, exclusive of 60,000,000 and no shares subject to redemption as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 and 15,093,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,500	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(37,830,829)	(1,268)

Total Stockholders’ (Deficit) Equity	(37,829,329)	23,732

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$601,349,734	$300,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 18, 2020 (Inception) through September 30, 2020
General and administrative expenses	$273,865	$1,850,452	$1,253

Loss from operations	(273,865)	(1,850,452)	(1,253)
Other income:
Change in fair value of warrant liabilities and FPA	6,493,921	10,400,334	—
Interest earned on marketable securities held in Trust Account	53,160	113,576	—

Total other income	6,547,081	10,513,910	—

Net income (loss)	$6,273,216	$8,663,458	$(1,253)

Weighted average shares outstanding, Class A common stock	60,000,000	47,472,527	—

Basic and diluted income per share, Class A common stock	$0.08	$0.14	$—

Weighted average shares outstanding of Class B common stock	15,000,000	14,608,516	12,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$0.14	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	15,093,750	$1,509	$23,491	$(1,268)	$23,732
Proceeds in excess of fair value Private Placement Warrants	—	—	—	—	1,663,200	—	1,663,200
Forfeiture of Founder Shares	—	—	(93,750)	(9)	9	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,686,700)	(46,493,019)	(48,179,719)
Net loss	—	—	—	—	—	(1,088,331)	(1,088,331)

Balance – March 31, 2021 (unaudited)	—	—	15,000,000	1,500	$—	$(47,582,618)	$(47,581,118)
Net income	—	—	—	—	—	3,478,573	3,478,573

Balance – June 30, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(44,104,045)	$(44,102,545)
Net income	—	—	—	—	—	6,273,216	6,273,216

Balance – September 30, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(37,830,829)	$(37,829,329)

FOR THE PERIOD FROM AUGUST 18, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — August 18, 2020 (inception) (unaudited)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	15,093,750	1,509	23,491	—	25,000
Net loss	—	—	—	—	—	(1,253)	(1,253)

Balance – September 30, 2020 (unaudited)	—	$—	15,093,750	$1,509	$23,491	$(1,253)	$23,747

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2021	For The Period From August 18, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,663,458	$(1,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities and FPA	(10,400,334)	—
Transaction costs incurred in connection with warrant liabilities	878,490	—
Interest earned on marketable securities held in Trust Account	(113,576)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(340,089)	—
Due to related party	30,416	—
Accrued expenses	521,727	1,253

Net cash used in operating activities	(759,908)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(600,000,000)	—

Net cash used in investing activities	(600,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	588,000,000	—
Proceeds from sale of Private Placements Warrants	14,000,001	—
Repayment of promissory note—related party	(189,155)	—
Payment of offering costs	(254,054)	—

Net cash provided by financing activities	601,556,792	—

Net Change in Cash	$796,884	$—
Cash – Beginning of period	185	—

Cash – End of period	$797,069	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000	$—

Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000

Offering costs paid through promissory note	$163,505	$—

Deferred underwriting fee payable	$21,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on February 26, 2021, an amount of $600,000,000 ($10.00 per Unit)
from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7

of
the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
as filed with the SEC on March 4, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
SEPTEMBER 30, 2021
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities and forward purchase agreement (“FPA”) (as described in Note 9). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Class A Common Stock Subject to Possible Redemption
T
he Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020,
60,000,000
and
no
shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
T
he Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock, if any, are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	$(14,686,710)
Class A common stock issuance costs	$(33,493,009)
Plus:
Accretion of carrying value to redemption value	$48,179,719

Class A common stock subject to possible redemption	$600,000,000

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations.
Offering costs associated with the Class A common stock issued the amount of $493,009 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $878,490 were charged to the statements of operations upon the completion of the Initial Public Offering (see Note 1).
Warrant and FPA Derivatives
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).
T
he Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, the “Warrants”) and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and Forward Purchase Agreement (“FPA”) (as described in Note 5) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black-Scholes Option Pricing Model, and the FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $180,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.
The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up
costs (discussed above) which are not currently deductible.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,333,334 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 18, 2020 (Inception) Through September 30, 2020

	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income(loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$5,018,573	$1,254,643	$6,624,828	$2,038,630	$—	$(1,253)
Denominator:
Basic and diluted weighted average shares outstanding	60,000,000	15,000,000	47,472,527	14,608,516	—	12,500,000
Basic and diluted net income (loss) per common share	$0.08	$0.08	$0.14	$0.14	$—	$(0.00)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities and FPA (see Note 9).
Recent Accounting Standards
I
n August 2020, the FASB issued ASU No.
2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On August 21, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 14,375,000 shares of the Company’s Class B common stock (the “Founder Shares”). On February 23, 2021, the Company effected a 718,750 stock dividend resulting in 15,093,750 Founder Shares outstanding. The Founder Shares included an aggregate of up to 1,968,750 shares of Class B common stock that were subject to forfeiture by the Sponsor. As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 1,875,000 shares are no longer subject to forfeiture and 93,750 shares were forfeited as the underwriters did not exercise their overallotment option in full before its expiration.
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
Administrative Services Agreement
The Company entered into an agreement, commencing February 26, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000 in fees for these services, respectively, of which $70,000 is recorded as accrued expenses in the condensed balance sheet as of September 30, 2021.
Promissory Note—Related Party
On August 18, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of August 18, 2021 or the consummation of the Initial Public Offering. The Promissory Note balance of $189,155 was repaid on February 26, 2021. The Company can no longer borrow from this note.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding, respectively.
Due to Related Party
F
rom time to time, the Sponsor or an affiliate of the Sponsor will make payments on behalf of the Company for operating expenses that may include annual or quarterly subscriptions. At September 30, 2021, the amount owed amounted to $30,416.
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
NOTE 6. COMMITMENTS
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
SEPTEMBER 30, 2021
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
NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share.
As of September 30, 2021, there were no shares issued and outstanding, excluding
60,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
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
capital and accumulated deficit.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 15,000,000 shares of Class B common stock issued and outstanding. As of December 31, 2020, there were 15,093,750 shares of common stock issued and outstanding, of which 93,750 shares of Class B common stock were subsequently
forfeited as a result of the underwriters’ election to partially exercise their over-allotment option, so that the number of Founder Shares equal 20% of the Company’s issued and outstanding common stock.
Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion, including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (including the Forward Purchase Shares but not the Forward Purchase Warrants), excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
NOTE 8. WARRANTS
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable
,
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
NOTE 9. FAIR VALUE MEASUREMENTS
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
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At September 30, 2021, assets held in the Trust Account were comprised of $63,006.31 of cash and $600,050,570 in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table
presents
information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Level	Amortized Cost	Gross Holding Gain	Fair Value
Assets:
September 30, 2021	Held to Maturity - U.S. Treasury Securities (Mature on 11/04/2021)	1	$600,113,576	$(12,574)	$600,037,996

		Level	Fair Value
Assets:
September 30, 2021	FPA Derivative Asset	3	$99,000
Liabilities:
September 30, 2021	Warrant Liability – Public Warrants	1	$9,840,000
September 30, 2021	Warrant Liability – Private Placement Warrants	3	$7,760,667
The Warrants and FPA were accounted for as assets or liabilities in accordance with ASC
815-40
and are presented within FPA derivative asset and warrant liabilities on the accompanying condensed balance sheets. The Warrants and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities and FPA in the condensed statements of operations.
The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
T
he Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants and was estimated to be

10
% before the expected business combination and
20
% after the expected business combination.
The following assumptions were used to determine the Level 3 fair value measurements:

September 30, 2021
Risk-free interest rate – Private Placement warrants	1.10%
Risk-free interest rate – FPA	0.07%
Time to maturity	5.70
Expected volatility	13.3%
Dividend yield	0.00%
Exercise price	$11.50
Stock Price	$9.73
The following table presents the changes in the fair
value
of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28, 2021	12,336,801	15,565,200	27,902,001
Change in fair value	(61,600)	(66,000)	(127,600)
Transfer to Level 1	—	(15,499,200)	(15,499,200)

Fair value as of March 31, 2021	$12,275,201	$—	$12,275,201
Change in fair value	(1,706,613)	—	(1,706,613)

Fair value as of June 30, 2021	$10,568,588	$—	$10,568,588
Change in fair value	(2,807,921)	—	(2,807,921)

Fair value as of September 30, 2021	$7,760,667	$—	$7,760,667

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $15,499,200, when the Public Warrants were separately listed and traded. There were no changes in levels for the three months ended June 30, 2021, and for the three months ended September 30, 2021.
The following table presents the changes in the fair value of FPA, which utilizes Level 3 measurements:

FPA Derivative
Fair value as of January 1, 2021	$—
Initial measurement on January 28, 2021	(12,900)
Change in valuation inputs or other assumptions	111,900

Fair value as of September 30, 2021	$99,000

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hudson Executive Investment Corp. III. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to HEIC Sponsor III, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this
Form10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $6,273,216, which consists of a gain on the change in the fair value of warrant and FPA liabilities of $6,493,921 and interest income on marketable securities held in the Trust Account of $53,160, offset by operating expenses of $273,865.

For the nine months ended September 30, 2021, we had net income of $8,663,458, which consists of a gain from change in fair value of the warrant and FPA liabilities of $10,400,334 and interest income on marketable securities held in the Trust Account of $113,576, offset by operating costs of $1,850,452.
For the period from August 18, 2020 (inception) through September 30, 2020, we had net loss of $1,253, which consists of formation and operational costs
Liquidity and Capital Resources
On February 26, 2021 the Company consummated the Initial Public Offering of 60,000,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $600,000,000 which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $14,000,001, which is described in Note 4.
Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $600,000,000 was placed in the Trust Account. We incurred $33,493,009 in Initial Public Offering related costs, including $12,000,000 in cash underwriting fees, $21,000,000 of deferred underwriting fees and $493,009 of other offering costs.
For the nine months ended September 30, 2021, cash used in operating activities was $759,908. Net income of $8,663,458 was affected by non cash charges (income) related to the change in fair value of the warrant and FPA liabilities of $10,400,334, interest earned in marketable securities held in Trust Account of $113,576 and transaction costs associated with the warrants of $878,490. Changes in operating assets and liabilities provided $212,054 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $600,113,576 (including approximately $114,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of $797,069. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant and FPA Derivatives
The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as assets or liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black-Scholes Option Pricing Model, and the FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards
In August 2020, the FASB issued ASU No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on our condensed financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

PART II. OTHER INFORMATION
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
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

HUDSON EXECUTIVE INVESTMENT CORP. III

Date: November 15, 2021	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)