Form 10-Q/A
period 2021-06-30
Hudson Executive Investment Corp. III
filed 2022-02-15
CIK 1823034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
As of August 16, 2021, there
 were
60,000,000
shares of Class A common stock, $0.0001 par value and
15,000,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.

HUDSON EXECUTIVE INVESTMENT CORP. III
FORM
10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2021

i

EXPLANATORY NOTE
Hudson Executive Investment Corp. III (the “Company,” “we,” “us” or “our”) is filing this Quarterly Report on Form
10-Q/A,
Amendment No. 1 for the quarterly period ended June 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2021 (the “Original Quarterly Report”).
Background of Restatement
On August 17, 2021, the Company filed the Original Quarterly Report, which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”) to the financial statements included therein. Note 2 describes a revision to the Company’s classification of its Public Shares (as defined below) issued in the Company’s initial public offering (the “Initial Public Offering”) on February 26, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated
the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. This also resulted in a restatement of earnings per share for the Affected Periods (as defined below).
In connection with the change in presentation of Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to the financial statements included in the Original Quarterly Report. Upon subsequent evaluation and discussion of the change with the Company’s advisors, the Company determined that the change in classification of Class A common stock and the change to the Company’s presentation of earnings per share are material and, therefore, the Company should restate its previously issued financial statements.
Therefore, on February 8, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued financial statements and other financial data as of February 26, 2021 (the Initial Public Offering date), March 31, 2021 and as of June 30, 2021 should be restated. Except for the balance sheet and other financial data as of February 26, 2021, which will be restated in a future filing, the Company’s financial statements will be restated in this Quarterly Report as a result of this error. The (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 26, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 17, 2021, (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity and earnings per share. As a result, the Company is restating its financial statements for the Affected Periods in this Form
10-Q/A.
This restatement does not have any impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering.
In connection with the determination to restate its previously issued financial statements, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form
10-Q/A.
The financial information previously filed or otherwise reported is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should not be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets
Cash	$829,369	$185
Prepaid expenses	449,704	—

Total Current Assets	1,279,073	185
Deferred offering costs	—	300,450
FPA derivative asset	13,000	—
Investments held in Trust Account	600,060,416	—

TOTAL ASSETS	$601,352,489	$300,635

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$412,963	$1,253
Accrued offering costs	25,000	250,000
Promissory note – related party	8,483	25,650

Total Current Liabilities	446,446	276,903
Warrant liabilities	24,008,588	—
Deferred underwriting fee payable	21,000,000	—

Total Liabilities	45,455,034	276,903

Commitments and Contingencies
Class A common stock subject to possible redemption 60,000,000 at $10.00 per share a nd no shares as of J une 30, 2021 and December 31, 2020, respectively	600,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued and outstanding (excluding 60,000,000 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 and 15,093,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,500	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(44,104,045)	(1,268)

Total Stockholders’ (Deficit) Equity	(44,102,545)	23,732

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$601,352,489	$300,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$276,752	$1,576,587

Loss from operations	(276,752)	(1,576,587)
Other income
Interest earned on marketable securities held in Trust Account	45,312	60,416
Change in fair value of warrant liabilities and FPA	3,710,013	3,906,413

Total o ther income	3,755,325	3,966,829
Income before income taxes	3,478,573	2,390,242

Net income	$3,478,573	$2,390,242

Weighted average shares outstanding of Class A common stock	60,000,000	41,104,972

Basic and diluted income per share, Class A common stock	$0.05	$0.04

Weighted average shares outstanding of Class B common stock	15,000,000	14,709,945

Basic net loss per share, Class B common stock	$0.05	$0.04

Weighted average shares outstanding of Class B common stock	15,000,000	15,000,000

Diluted net loss per share, Class B common stock	$0.05	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance — January 1, 2021	—	$—	15,093,750	$1,509	$23,491	$(1,268)	$23,732
Excess of proceeds from the sale of private placement warrants to Sponsor	—	—	—	—	1,663,200	—	1,663,200
Forfeiture of Founder Shares	—	—	(93,750)	(9)	9	—	—
Accretion for Class A Common stock redemption value	—	—	—	—	(1,686,700)	(46,493,019)	(48,179,719)
Net loss	—	—	—	—	—	(1,088,331)	(1,088,331)

Balance – March 31, 2021 (see Note 2 – as restated)	—	—	15,000,000	1,500	$—	$(47,582,618)	$47,581,118
Net income	—	—	—	—	—	3,478,573	3,478,573

Balance – June 30, 2021	—	$—	15,000,000	$1,500	$—	$(44,104,045)	$(44,102,545)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,390,242
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities and FPA	(3,906,413)
Transaction costs incurred in connection with warrant liabilities	878,490
Interest earned on marketable securities held in Trust Account	(60,416)
Changes in operating assets and liabilities:
Prepaid expenses	(441,221)
Accrued expenses	411,710

Net cash used in operating activities	(727,608)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(600,000,000)

Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	588,000,000
Proceeds from sale of Private Placements Warrants	14,000,001
Repayment of promissory note - related party	(189,155)
Payment of offering costs	(254,054)

Net cash provided by financing activities	601,556,792

Net Change in Cash	$829,184
Cash – Beginning of period	185

Cash – End of period	$829,369

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$25,000

Offering costs paid through promissory note	$163,505

Payment of prepaid expenses through promissory note	$8,483

Deferred underwriting fee payable	$21,000,000

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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On August 17, 2021, the Company filed its Quarterly Report on Form
10-Q,
for the quarterly period June 30, 2021, which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”) to the financial statements included therein. Subsequent to the preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended June 30, 2021, the Company concluded it should restate its condensed financial statements to classify all Public Shares into temporary equity. In accordance with ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption be equal to the redemption value
of $10.00

per Class A common share while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The impact of the revision on the Company’s condensed financial statements are reflected in the following table.

	As Previously Reported	Restatement Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$547,418,880	$52,581,120	$600,000,000
Class A common stock	$526	$(526)	$—
Additional paid-in capital	$6,087,575	$(6,087,575)	$—
Accumulated deficit	$(1,089,599)	$(46,493,019)	$(47,582,618)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(52,581,120)	$(47,581,118)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	60,000,000	(38,000,000)	22,000,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.03)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	13,812,500	—	13,812,500
Basic and diluted net income (loss) per share, Class B common stock	$(0.08)	$0.05	$(0.03)

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	60,000,000	—	60,000,000
Basic and diluted net income per share, Class A common stock	$—	$0.05	$0.05
Basic and diluted weighted average shares outstanding, Class B common stock	15,000,000	—	15,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.23	$(0.18)	$0.05

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic weighted average shares outstanding, Class A common stock	60,000,000	(18,895,028)	41,104,972
Basic net income per share, Class A common stock	$—	$0.04	$0.04
Basic weighted average shares outstanding, Class B common stock	14,409,530	300,415	14,709,945
Basic net income (loss) per share, Class B common stock	$0.17	$(0.13)	$0.04
Diluted weighted average shares outstanding, Class B common stock	—	15,000,000	15,000,000
Diluted net income per share, Class B common stock	$—	0.04	0.04

Non-Cash investing and financing activities:
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$547,614,630	$(547,614,630)	$—
Change in value of Class A common stock subject to possible redemption	$(195,750)	$195,750	$—
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemptio n	$600,000,000	$(600,000,000)	$—
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Marketable Securities Held in Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held-to-m
aturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
At June 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(14,686,710)
Class A common stock issuance costs	(33,493,009)
Plus:
Accretion of carrying value to redemption value	48,179,719

Class A common stock subject to possible redemption	$600,000,000

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
Offering costs associated with the Class A common stock issued in the amount of $493,009 were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. Offering costs amounting to $878,490 were charged to the condensed statements of operations upon the completion of the Initial Public Offering (see Note 1).

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
The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, the “Warrants”) and FPA in accordance with the guidance contained in ASC
815-40,
under which the Warrants and Forward Purchase Agreement (“FPA”) (as described in Note 5) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black-Scholes Option Pricing Model, and the FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit.
Income Taxes
The Company follo
ws the asset

and liability method of accounting for income taxes under ASC
740
, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are mea
s
ured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June
30
,
2021
, the Company had a deferred tax asset of approximately $
134,000
, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December
31
,
2020
.
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
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase

21,333,334
shares
of Class A common stock in the aggregate. The Company has considered the effect of Class B common shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. As of June 30, 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
	Basic and diluted net income (loss) per common share		Basic net income (loss) per common share		Diluted net income (loss) per common share
Numerator:
Allocation of net income, as adjusted	$2,782,858	$695,715	$1,760,297	$629,945	$1,751,196	$639,046
Denominator:
Basic and diluted weighted average shares outstanding	60,000,000	15,000,000	41,104,972	14,709,945	41,104,972	15,000,000
Basic and diluted net income per common share	$0.05	$0.05	$0.04	$0.04	$0.04	$0.04

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 9).
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

1
3

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

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination (excluding any issuance of Forward Purchase Securities) at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20-trading day period starting on the trading day after the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Private Placement
Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a
Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

A
t
June 30, 2021
, assets held in the Trust Account were comprised of $14,583 of cash and $600,045,833
in U.S. Treasury securities. During the three and six months ended June 30
, 2021
, the Company did not withdraw any interest income from the Trust Account.

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
There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020. The Warrants and FPA were accounted for as assets or liabilities in accordance with ASC
815-40
and are presented within FPA derivative asset warrant liabilities on the accompanying condensed balance sheets. The warrants and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrants in the condensed statements of operations.
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

NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our condensed financial statements as of March 31, 2021 and June 30, 2021. The Company’s management re-evaluated
the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the redeemable shares of Class A common stock issued as part of the units sold in the Company’s Initial Public Offering on February 26, 2021. Historically, a portion of the shares of Class A common stock was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Certificate of Incorporation. Pursuant to such re-evaluation,
the Company’s management has determined that the shares of Class A common stock include certain provisions that require classification of all of the shares of Class A common stock as temporary equity regardless of the net tangible assets redemption limitation contained in the Amended and Restated Certificate of Incorporation. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
For the three months ended June 30, 2021, we generated net income of approximately $3.5 million, which consists of income of approximately $3.7 million derived from the changes in fair value of the warrant liability and FPA and interest earned on marketable securities held in the trust account of $45,312 offset by operating costs of $276,752.

For the six months ended June 30, 2021, we generated net income of approximately $2.4 million, which consists of income of approximately $3.9 million derived from the changes in fair value of the warrant liability and FPA and interest earned on marketable securities held in the trust account of $60,416 offset by operating costs of $1,576,587.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed statement sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in

capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) as of and for the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form
10-Q/A
present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form
10-Q/A
include any of the risks described below as well as those described in our final prospectus relating to the Initial Public Offering dated February 26, 2021, filed with the SEC on March 4, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Quarterly Report on Form
10-Q/A,
we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC
480-10-S99-3A
to its accounting classification of public shares and earnings per share. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021. See “Note
2-Restatement
of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form
10-Q/A.
We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our condensed financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On February 26, 2021, we, consummated our initial public offering of 60,000,000 units, The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $600,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1
(Nos.333-252744
and
333-253427).
The Securities and Exchange Commission declared the registration statements effective on February 23, 2021.
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

HUDSON EXECUTIVE INVESTMENT CORP. III

Date: February 15, 2022	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: February 15, 2022	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)