Form 10-Q/A
period 2021-09-30
Hudson Executive Investment Corp. III
filed 2022-02-15
CIK 1823034

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

Address not applicable(1)

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

As of November 15, 2021, there were 60,000,000 shares of Class A common stock, $0.0001 par value and 15,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

(1)	In September 2021, the registrant became a fully remote company. Accordingly, it does not maintain a principal executive office.

EXPLANATORY NOTE

Hudson Executive Investment Corp. III (the “Company,” “we,” “us” or “our”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Quarterly Report”).

This Quarterly Report is being filed to amend Part I, Item 4 “Controls and Procedures” of the Original Quarterly Report in order to include a revised conclusion that the disclosure controls and procedures were not effective due to the material weakness in the internal control over financial reporting related to the Company’s accounting for complex financial instruments, and Part II, Item 1A “Risk Factors” of the Original Quarterly Report in order to include a statement that the Company identified a material weakness in the internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments.

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report. Accordingly, this Quarterly Report does not reflect or purport to reflect any information or events occurring after November 15, 2021 or modify or update those disclosures affected by subsequent events. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC.

HUDSON EXECUTIVE INVESTMENT CORP. III

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of and for the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in the Original Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in the Original Quarterly Report, as amended by this Quarterly Report on Form 10-Q/A include any of the risks described below as well as those described in our final prospectus relating to the Initial Public Offering dated February 23, 2021, filed with the SEC on February 25, 2021 (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares and earnings per share. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our condensed financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our condensed financial statements.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

*	Filed herewith.
**	Furnished.
***	Previously filed.

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

4