Form 10-Q
period 2022-03-31
Hudson Executive Investment Corp. III
filed 2022-05-16
CIK 1823034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
N/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
.
    Yes  ☒    No  ☐
As of May 13, 2022, there were
 60,000,000 shares of Class A common stock, $0.0001 par value and 15,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

(1)	In September 2021, the registrant became a fully remote company. Accordingly, it does not maintain a principal executive office.

HUDSON EXECUTIVE INVESTMENT CORP. III
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$322,022	$709,182
Prepaid expenses	202,137	227,173

Total Current Assets	524,159	936,355
Forward Purchase Agreement derivative asset	105,200	107,000
Cash and Investments held in Trust Account	600,302,692	600,166,685

TOTAL ASSETS	$600,932,051	$601,210,040

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$396,129	$427,817
Accrued offering costs	25,000	25,000
Income taxes payable	4,060
Due to related party	20,099	1,753

Total Current Liabilities	445,288	454,570
Warrant liabilities	8,428,800	16,853,334
Deferred underwriting fee payable	21,000,000	21,000,000

Total Liabilities	29,874,088	38,307,904

Commitments and Contingencies
Class A common stock subject to possible redemption 60,000,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	600,000,000	600,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued or outstanding, exclusive of 60,000,000 shares subject to redemption as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(28,943,537)	(37,099,364)

Total Stockholders’ Deficit	(28,942,037)	(37,097,864)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$600,932,051	$601,210,040

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATION
S
(UNAUDITED)

	For The Three Months Ended March 31,
	2022	2021
Formation and operating costs	$398,854	$1,299,835

Loss from operations	(398,854)	(1,299,835)
Other income:
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	8,422,734	196,400
Interest earned on marketable securities held in Trust Account	136,007	15,104

Total other incom e	8,558,741	211,504

Income (loss) before provision for income taxes	8,558,741	211,504

	8,159,887	(1,088,331)

Provision for income taxes	(4,060)	—

Net income (loss)	$8,155,827	$(1,088,331)

Weighted average shares outstanding of Class A common stock	60,000,000	22,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.11	$(0.03)

Weighted average shares outstanding of Class B common stock	15,000,000	13,812,500

Basic net income (loss) per share, Class B common stock	$0.11	$(0.03)
Weighted average shares outstanding of Class B common stock	15,000,000	15,000,000

Diluted net income (loss) per share, Class B common stock	$0.11	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022 (unaudited)	—	$—	15,000,000	$1,500	$—	$(37,099,364)	$(37,097,864)
Net incom e	—	—	—	—	—	8,155,827	8,155,827

Balance – March 31, 2022 (unaudited)	—	—	15,000,000	$1,500	$—	$(28,943,537)	$(28,942,037)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021 (unaudited)	—	$—	15,093,750	$1,509	$23,491	$(1,268)	$23,732
Proceeds in excess of fair value Private Placement Warrant s	—	—	—	—	1,663,200	—	1,663,200
Forfeiture of Founder Shares	—	—	(93,750)	(9)	9	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,686,700)	(46,493,019)	(48,179,719)
Net loss	—	—	—	—	—	(1,088,331)	(1,088,331)

Balance – March 31, 2021 (unaudited)	—	—	15,000,000	1,500	$—	$(47,582,618)	$(47,581,118)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$8,155,827	$(1,088,331)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	(8,422,734)	(196,400)
Transaction costs incurred in connection with Initial Public Offering	—	878,490
Interest earned on marketable securities held in Trust Account	(136,007)	(15,104)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	25,036	(556,461)
Due to related party	18,346	—
Accrued expenses	(31,688)	336,965
Income taxes payable	4,060	—

Net cash used in operating activities	(387,160)	(640,841)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(600,000,000)

Net cash used in investing activities	—	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	588,000,000
Proceeds from sale of Private Placements Warrants	—	14,000,001
Repayment of promissory note—related party	—	(189,155)
Payment of offering costs	—	(254,054)

Net cash provided by Financing Activities	—	601,556,792

Net Change in Cash	(387,160)	915,951
Cash – Beginning of period	709,182	185

Cash – End of period	$322,022	$916,136

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Offering costs paid through promissory note	$—	$163,505

Payment of prepaid expenses through promissory note	$—	$8,483

Accretion for Class A Common Stock to redemption amount	$—	$48,179,719

Deferred underwriting fee payable	$—	$21,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through

March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the

Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2021. On February 26, 2021
,
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
Following the closing of the Initial Public Offering on February 26, 2021, an amount of $600,000,000 ($10.00 per Unit)from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule2a-7 of
the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
MARCH 31, 2022
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
MARCH 31, 2022
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
Liquidity and Capital Resources
As of March 31, 2022, the Company had $322,022 in its operating bank account and working capital of $317,639. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
MARCH 31, 2022
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities and forward purchase agreement (“FPA”) (as described in Note 5). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 60,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock, if any, are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(15,565,200)
Class A common stock issuance costs	(32,614,519)
Plus:
Accretion of carrying value to redemption value	48,179,719

Class A common stock subject to possible redemption	$600,000,000

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
under which the Warrants and Forward Purchase Agreement (as described in Note 5) do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The initial fair value of the Public Warrants and the Private Placement Warrants was estimated using a Monte Carlo simulation model and the Black-Scholes-Meron model, respectively.
At March 31, 2022 and December 31, 2021, the fair value of the Public Warrants and the Private Placement Warrants has been estimated using the Public Warrants’ quoted market price. The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $245,000 and $186,000, which had a full valuation allowance recorded against it, respectively.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,333,334 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$6,524,662	$1,631,165	$(668,573)	$(419,758)
Denominator:
Basic weighted average stock outstanding	60,000,000	15,000,000	22,000,000	13,812,500

Basic net income (loss) per common stock	$0.11	$0.11	$(0.03)	$(0.03)
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
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU2020-06removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
on February 26, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 60,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 7,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8)
.
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
Administrative Services Agreement
The Company entered into an agreement, commencing February 26, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $10,000 in fees for these services, respectively. As of March 31, 2022 and December 31, 2021, the Company has recorded $130,000 and $100,000, respectively in its condensed balance sheets.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Due to Related Party
From time to time, the Sponsor or an affiliate of the Sponsor will make payments on behalf of the Company for operating expenses that may include annual or quarterly subscriptions. At March 31, 2022 and December 31, 2021, the amount owed to the related party was $20,099 and $1,763, repectively.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Furthermore, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Underwriting Agreement
The Company granted the underwriters
a 45-dayoption
from the date of the Initial Public Offering to purchase up to 7,875,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’ election to partially exercise the over-allotment option to purchase an additional 7,500,000 Units and forfeit the remaining option, no Units remain available for purchase.
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $21,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—   The Company is authorized to issue
380,000,000
shares of Class A common stock with a par value of $
0.0001
per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 60,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.
Class
 B Common Stock
—   The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 15,000,000 shares of Class B common stock issued and outstanding.
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
MARCH 31, 2022
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
MARCH 31, 2022
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
At March 31, 2022, assets held in the Trust Account were comprised of $
65,895 of cash and
$600,302,692 in U.S. Treasury securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.
At December 31, 2021, assets held in the Trust Account were comprised of $600,166,685 in money market funds, which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
Assets:
March 31, 2022	U.S. Treasury Securities (Mature on 6/14/2022)	1	$600,236,797	$(79,330)	$600,157,467
March 31, 2022	FPA Derivative Asset	3			$105,200
December 31, 2021	Marketable Securities held in Trust Account – Treasury Trust Money Market Fund	1			$600,166,685
December 31, 2021	FPA Derivative Asset	3			$107,000

Liabilities:
March 31, 2022	Warrant Liability – Public Warrants	1			$4,741,200
March 31, 2022	Warrant Liability – Private Placement Warrants	2			$3,687,600
December 31, 2021	Warrant Liability – Public Warrants	1			$9,480,000
December 31, 2021	Warrant Liability – Private Placement Warrants	2			$7,373,334
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
The Private Placement Warrants were initially valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary significant unobservable input used in the fair value measurement of the Private Placement Warrants is the expected volatility of the common stock. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The subsequent measurements of the Private Placement Warrants are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.
The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit, which is considered to be a Level 3 fair value measurement.
The following table presents the quantitative information regarding Level 3 fair value measurements input:

	March 31, 2022	December 31, 2021
Forward Purchase Price (per unit)	$10.00	$10.00
Implied Stock Price Range (per share)	$9.77	$9.72
Number of Warrants per unit	0.20	0.20
Concluded Unit Value	$9.85	$9.88
Time to Initial Business Combination	0.45	0.58
Risk free rate	0.96%	0.22%

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28, 2021	12,336,801	15,565,200	27,902,001
Change in fair value	(4,963,467)	(66,000)	(5,029,467)
Transfer to Level 1	—	(15,499,200)	(15,499,200)
Transfer to Level 2	(7,373,334)	—	(7,373,334)

Fair value as of March 31, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no changes in levels during the three months ended March 31, 2022.
The following table presents the changes in the fair value of FPA, which utilizes Level 3 measurements:

Forward Purchase Agreement Derivative
Fair value as of December 31, 2021	$(107,000)
Change in valuation inputs or other assumptions	1,800

Fair value as of March 31, 2022	$(105,200)

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in thisForm10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $8,155,827, which consists of the change in the fair value of warrant liabilities and FPA of $8,422,734 and interest earned on marketable securities held in the Trust Account of $136,007, offset by formation and operating costs of $398,854 and a provision for income taxes of $4,060.
For the three months ended March 31, 2021, we had a net loss of $1,088,331, which consists of the change in the fair value of warrant liabilities and FPA of $196,000 and interest earned on marketable securities held in the Trust Account of $15,104, offset by formation and operating costs of $1,299,835.

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
For the three months ended March 31, 2022, cash used in operating activities was $387,160. Net income of $8,155,827 was affected by non-cash
charges (income) related to the change in fair value of the warrant and FPA liabilities of $8,422,734, and interest earned in marketable securities held in Trust Account of $136,007. Changes in operating assets and liabilities used $11,694 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $640,841. Net loss of $1,088,331 was affected by non cash charges (income) related to the change in fair value of the warrant and FPA liabilities of $196,400, interest earned in marketable securities held in Trust Account of $15,104 and transaction costs associated with the warrants of $878,490. Changes in operating assets and liabilities used $219,496 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $600,302,692 (including approximately $136,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of $322,022. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities and Forward Purchase Agreement Derivative Asset
The Company accounts for the Warrants and FPA in accordance with the guidance contained in
ASC815-40,
under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as assets or liabilities. Accordingly, the Company classifies the Warrants and FPA as assets or liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These assets or liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black-Scholes Option Pricing Model, and the FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
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

Recent Accounting Standards
In August 2020, the FASB issued
ASU.2020-06,
“Debt—Debt with Conversion and Other Options
(Subtopic470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP.
ASU2020-06
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness was remediated during the quarter ended March 31, 2022.

PART II. OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 28, 2021, we consummated the Initial Public Offering of 60,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $600,000,000. The securities in the offering were registered under the Securities Act on registration statements on Form
S-1
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
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

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

HUDSON EXECUTIVE INVESTMENT CORP. III

Date: May 13, 2022	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)