Form 10-Q
period 2022-06-30
Hudson Executive Investment Corp. III
filed 2022-08-15
CIK 1823034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 15
, 2022, there were 60,000,000 shares of Class A common stock, $0.0001 par value and 15,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

(1)	In September 2021, the registrant became a fully remote company. Accordingly, it does not maintain a principal executive office.

HUDSON EXECUTIVE INVESTMENT CORP. III
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets :
Cash	$337,908	$709,182
Prepaid expenses	132,289	227,173

Total Current Assets	470,197	936,355
Forward Purchase Agreement derivative asset	109,000	107,000
Cash and Investments held in Trust Account	600,853,383	600,166,685

TOTAL ASSETS	$601,432,580	$601,210,040

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$395,241	$427,817
Accrued offering costs	25,000	25,000
Income taxes payable	141,677	—
Due to related party	31,566	1,753

Total Current Liabilities	593,484	454,570
Warrant liabilities	2,231,467	16,853,334
Deferred underwriting fee payable	21,000,000	21,000,000

Total Liabilities	23,824,951	38,307,904

Commitments and Contingencies
Class A common stock subject to possible redemption 60,000,000 shares at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	600,655,094	600,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued or outstanding, exclusive of 60,000,000 shares subject to redemption as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(23,048,965)	(37,099,364)

Total Stockholders’ Deficit	(23,047,465)	(37,097,864)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$601,432,580	$601,210,040

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operational costs	$308,669	$276,752	$707,523	$1,576,587

Loss from operations	(308,669)	(276,752)	(707,523)	(1,576,587)
Other income:
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	6,201,133	3,710,013	14,623,867	3,906,413
Interest earned on marketable securities held in Trust Account	832,819	45,312	968,826	60,416

Total other income	7,033,952	3,755,325	15,592,693	3,966,829

Income before provision for income taxes	6,725,283	3,478,573	14,885,170	2,390,242
Provision for income taxes	(175,617)	—	(179,677)	—

Net income	$6,549,666	$3,478,573	$14,705,493	$2,390,242

Weighted average shares outstanding of Class A common stock	60,000,000	60,000,000	60,000,000	41,104,972

Basic and diluted net income per share, Class A common stock	$0.09	$0.05	$0.20	$0.04

Weighted average shares outstanding of Class B common stock	15,000,000	15,000,000	15,000,000	14,709,945

Basic net income per share, Class B common stock	$0.09	$0.05	$0.20	$0.04

Weighted average shares outstanding of Class B common stock	15,000,000	15,000,000	15,000,000	15,000,000

Diluted net income per share, Class B common stock	$0.09	$0.05	$0.20	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	15,000,000	$1,500	$—	$(37,099,364)	$(37,097,864)
Net income	—	—	—	—	—	8,155,827	8,155,827

Balance – March 31, 2022 (unaudited)	—	$—	15,000,000	$1,500	$—	$(28,943,537)	$(28,942,037)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(655,094)	(655,094)
Net income	—	—	—	—	—	6,549,666	6,549,666

Balance – June 30, 2022 (unaudited)	—	$—	15,000,000	$1,500	$—	$(23,048,965)	$(23,047,465)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	$—	15,093,750	$1,509	$23,491	$(1,268)	$23,732
Proceeds in excess of fair value Private Placement Warrants	—	—	—	—	1,663,200	—	1,663,200
Forfeiture of Founder Shares	—	—	(93,750)	(9)	9	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,686,700)	(46,493,019)	(48,179,719)
Net loss	—	—	—	—	—	(1,088,331)	(1,088,331)

Balance – March 31, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(47,582,618)	$(47,581,118)
Net income	—	—	—	—	—	3,478,573	3,478,573

Balance – June 30, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(44,104,045)	$(44,102,545)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$14,705,493	$2,390,242
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities and forward purchase agreement derivative asset	(14,623,867)	(3,906,413)
Transaction costs incurred in connection with Initial Public Offering	—	878,490
Interest earned on marketable securities held in Trust Account	(968,826)	(60,416)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	94,884	(441,221)
Due to related party	29,813	—
Accrued expenses	(32,576)	411,710
Income taxes payable	141,677	—

Net cash used in operating activities	(653,402)	(727,608)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(600,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	282,128	—

Net cash provided by (used in) investing activities	282,128	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	588,000,000
Proceeds from sale of Private Placements Warrants	—	14,000,001
Repayment of promissory note—related party	—	(189,155)
Payment of offering costs	—	(254,054)

Net cash provided by Financing Activities	—	601,556,792

Net Change in Cash	(371,274)	829,184
Cash – Beginning of period	709,182	185

Cash – End of period	$337,908	$829,369

Supplementary cash flow information:

Cash paid for income taxes	$38,000

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Offering costs paid through promissory note	$—	$163,505

Payment of prepaid expenses through promissory note	$—	$8,483

Deferred underwriting fee payable	$—	$21,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
The registration statement for the Company’s Initial Public Offering was declared effective on February 23, 2021. On February 26, 2021, the Company consummated the Initial Public Offering of 60,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 7,500,000 Units, at $10.00 per Unit, generating gross proceeds of $600,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,333,334 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to HEC Sponsor III LLC (the “Sponsor”), generating gross proceeds of $14,000,001, which is described in Note 4.
The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Transaction costs amounted to $33,493,009, consisting of $12,000,000 in cash underwriting fees, $21,000,000 of deferred underwriting fees, net of reimbursement, and $493,009 of other offering costs.
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
JUNE 30, 2022
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
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $337,908 in its operating bank account and working capital of $75,002. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).
The Co
m
pany intends to complete a Business Combination by February 26, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”)2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 26, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 26, 2023.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company ha
s elect
ed not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 60,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock, if any, are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(15,565,200)
Class A common stock issuance costs	(32,614,519)
Plus:
Accretion of carrying value to redemption value	48,179,719

Class A common stock subject to possible redemption, December 31, 2021	600,000,000
Plus:
Accretion of carrying value to redemption value	655,094

Class A common stock subject to possible redemption, June 30, 2022	$600,655,094

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit. These liabilities are subject to re-measurement
at each reporting period. With each such reporting period, the liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each reporting date. If the classification changes as a result of events during the period, the liabilities will be reclassified as of the date of the event that causes the reclassification. No events have occurred that would result in a change to the respective classification.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate
 was 2.61% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.21% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of the warrant liabilities, changes in fair value of the forward purchase agreement derivative asset, and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,333,334 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$5,239,733	$1,309,933	$2,782,858	$695,715	$11,764,394	$2,941,099	$1,760,297	$629,945
Denominator:
Basic weighted average stock outstanding	60,000,000	15,000,000	60,000,000	15,000,000	60,000,000	15,000,000	41,104,972	14,709,945

Basic net income per share of common stock	$0.09	$0.09	$0.05	$0.05	$0.20	$0.20	$0.04	$0.04
Diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$5,239,733	$1,309,933	$2,782,858	$695,715	$11,764,394	$2,941,099	$1,751,196	$639,046
Denominator:
Diluted weighted average stock outstanding	60,000,000	15,000,000	60,000,000	15,000,000	60,000,000	15,000,000	41,104,972	15,000,000

Diluted net income per share of common stock	$0.09	$0.09	$0.05	$0.05	$0.20	$0.20	$0.04	$0.04
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities and FPA (see Note 9).

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operation or cash flows.
In August 2020, the FASB issued ASU
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

Administrative Services Agreement
The Company entered into an agreement, commencing February 26, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2022 and 2021, the Company incurred $30,000 and $60,000, $30,000 and $40,000 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, the Company has accrued $160,000 and $100,000, respectively, in its condensed balance sheets.
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
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Due to Related Party
From time to time, the Sponsor or an affiliate of the Sponsor will make payments on behalf of the Company for operating expenses that may include annual or quarterly subscriptions. At June 30, 2022 and December 31, 2021, the amount owed to the related party was $31,566 and $1,753, respectively.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Furthermore, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and subsequent pages, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements and subsequent pages.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 60,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class B common stock issued and outstanding.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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

In addition
, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination (excluding any issuance of Forward Purchase Securities) at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
At June 30
, 2022 and December 31, 2021, there were 9,333,334 Private Placement Warrants and 12,000,000 Public Warrants outstanding.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
At June 30, 2022
, assets held in the Trust Account were comprised of $53,913 of cash and $600,799,470 in U.S. Treasury securities. During the three and six months ended June 30, 2022, the Company did withdraw an amount of $282,128 in the interest income from the Trust Account to pay franchise tax.
At December 31, 2021
, assets held in the Trust Account were comprised of $600,166,685 in money market funds, which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
Assets:
June 30, 2022	U.S. Treasury Securities (Mature on 9/15/2022)	1	$600,799,470	$(114,579)	$600,684,891
June 30, 2022	FPA Derivative Asset	3			$109,000
December 31, 2021	Marketable Securities held in Trust Account – Treasury Trust Money Market Fund	1			$600,166,685
December 31, 2021	FPA Derivative Asset	3			$107,000

Liabilities:
June 30, 2022	Warrant Liability – Public Warrants	2			$1,255,200
June 30, 2022	Warrant Liability – Private Placement Warrants	2			$976,267
December 31, 2021	Warrant Liability – Public Warrants	2			$9,480,000
December 31, 2021	Warrant Liability – Private Placement Warrants	2			$7,373,334
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The FPA’s fair value was estimated using the reconstructed unit price, the net present value of per forward purchase unit commitment, and the forward purchase unit, which is considered to be a Level 3 fair value measurement.
The following table presents the quantitative information regarding Level 3 fair value measurements input:

	June 30, 2022	December 31, 2021
Forward Purchase Price (per unit)	$10.00	$10.00
Implied Stock Price Range (per share)	$9.81	$9.72
Number of Warrants per unit	0.20	0.20
Concluded Unit Value	$9.83	$9.88
Time to Initial Business Combination	0.33	0.58
Risk free rate	1.97%	0.22%

The
following table presents the changes in the fair value of the Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 26, 2021	12,336,801	15,565,200	27,902,001
Change in fair value	(4,963,467)	(66,000)	(5,029,467)
Transfer to Level 1	—	(15,499,200)	(15,499,200)
Transfer to Level 2	(7,373,334)	—	(7,373,334)

Fair value as of June 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation disclose when the Level or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $15,499,200, when the Public Warrants were separately listed and traded. There were no changes in levels during the three and six months ended June 30, 2022.
The following table presents the changes in the fair value of FPA, which utilizes Level 3 measurements:

Forward Purchase Agreement Derivative
Initial measurement on February 26, 2021	$12,900
Change in fair value	(81,700)

Fair value as of March 31, 2021	(68,800)

Change in fair value	55,800

Fair value as of June 30, 2021	$(13,000)

Forward Purchase Agreement Derivative
Fair value as of December 31, 2021	$(107,000)
Change in fair value	1,800

Fair value as of March 31, 2022	(105,200)

Change in fair value	(3,800)

Fair value as of June 30, 2022	$(109,000)

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $6,549,666, which consists of the change in the fair value of warrant liabilities and FPA of $6,201,133 and interest earned on marketable securities held in the Trust Account of $832,819, offset by formation and operating costs of $308,669 and a provision for income taxes of $175,617.
For the six months ended June 30, 2022, we had a net income of $14,705,493, which consists of the change in the fair value of warrant liabilities and FPA of $14,623,867 and interest earned on marketable securities held in the Trust Account of $968,826, offset by formation and operating costs of $707,523 and a provision for income taxes of $179,677.
For the three months ended June 30, 2021, we had a net income of $3,478,573, which consists of the change in the fair value of warrant liabilities and FPA of $3,710,013 and interest earned on marketable securities held in the Trust Account of $45,312, offset by formation and operating costs of $276,752.
For the six months ended June 30, 2021, we had a net income of $2,390,242, which consists of the change in the fair value of warrant liabilities and FPA of $3,906,413 and interest earned on marketable securities held in the Trust Account of $60,416, offset by formation and operating costs of $1,576,587.

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
For the six months ended June 30, 2022, cash used in operating activities was $653,402. Net income of $14,705,493 was affected by non-cash
charges (income) related to the change in fair value of the warrant and FPA liabilities of $14,623,867, and interest earned in marketable securities held in Trust Account of $968,826. Changes in operating assets and liabilities provided $233,798 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $727,608. Net income of $2,390,242 was affected by non cash charges (income) related to the change in fair value of the warrant and FPA liabilities of $3,906,413, interest earned in marketable securities held in Trust Account of $60,416 and transaction costs associated with the warrants of $878,490. Changes in operating assets and liabilities used $29,511 of cash for operating activities.
As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $600,853,383 (including approximately $853,383 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have withdrawn an amount of $282,128 in the interest earned from the Trust Account to pay franchise and income tax.
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
As of June 30, 2022, we had cash of $337,908. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Income Per Common Share
We have two classes of common stock, which are referred to as Class A and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operation or cash flows.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
Item 1. Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Form
10-K
filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

HUDSON EXECUTIVE INVESTMENT CORP. III

Date: August 15, 2022	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)