Form 10-Q
period 2022-09-30
Hudson Executive Investment Corp. III
filed 2022-11-14
CIK 1823034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022, there were 60,000,000 shares of Class A common stock, $0.0001 par value and 15,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

(1)	In September 2021, the registrant became a fully remote company. Accordingly, it does not maintain a principal executive office.

HUDSON EXECUTIVE INVESTMENT CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$172,608	$709,182
Prepaid expenses	175,040	227,173

Total Current Assets	347,648	936,355
Forward Purchase Agreement derivative asset	—	107,000
Cash and Investments held in Trust Account	603,426,422	600,166,685

TOTAL ASSETS	$603,774,070	$601,210,040

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$446,591	$427,817
Accrued offering costs	25,000	25,000
Income taxes payable	499,803	—
Due to related party	33,961	1,753

Total Current Liabilities	1,005,355	454,570
Forward Purchase Agreement derivative liability	25,000	—
Warrant liabilities	3,200,000	16,853,334
Deferred underwriting fee payable	21,000,000	21,000,000

Total Liabilities	25,230,355	38,307,904

Commitments and Contingencies
Class A common stock subject to possible redemption 60,000,000 shares at $10.05 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	602,896,619	600,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no shares issued or outstanding, exclusive of 60,000,000 shares subject to redemption as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,500	1,500
Additional paid-in capital	—	—
Accumulated deficit	(24,354,404)	(37,099,364)

Total Stockholders’ Deficit	(24,352,904)	(37,097,864)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$603,774,070	$601,210,040

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operational costs	$254,295	$273,865	$961,818	$1,850,452

Loss from operations	(254,295)	(273,865)	(961,818)	(1,850,452)
Other income (expense):
Change in fair value of warrant liabilities and forward purchase agreement derivative asset (liability)	(1,102,533)	6,493,921	13,521,334	10,400,334
Interest earned on marketable securities held in Trust Account	2,883,040	53,160	3,851,866	113,576

Total other income (expense)	1,780,507	6,547,081	17,373,200	10,513,910

Income (loss) before provision for income taxes	1,526,212	6,273,216	16,411.382	8,663,458
Provision for income taxes	(590,126)	—	(769,803)	—

Net income	$936,086	$6,273,216	$15,641,579	$8,663,458

Weighted average shares outstanding of Class A common stock	60,000,000	60,000,000	60,000,000	47,472,527

Basic and diluted net income per share, Class A common stock	$0.01	$0.08	$0.21	$0.14

Weighted average shares outstanding of Class B common stock	15,000,000	15,000,000	15,000,000	14,608,516

Basic net income per share, Class B common stock	$0.01	$0.08	$0.21	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	15,000,000	$1,500	$—	$(37,099,364)	$(37,097,864)
Net income	—	—	—	—	—	8,155,827	8,155,827

Balance – March 31, 2022 (unaudited)	—	—	15,000,000	1,500	$—	(28,943,537)	(28,942,037)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(655,094)	(655,094)
Net income	—	—	—	—	—	6,549,666	6,549,666

Balance – June 30, 2022 (unaudited)	—	—	15,000,000	1,500	$—	(23,048,965)	(23,047,465)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(2,241,525)	(2,241,525)
Net income	—	—	—	—	—	936,086	936,086

Balance – September 30, 2022 (unaudited)	—	$—	15,000,000	$1,500	$—	$(24,354,404)	$(24,352,904)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	$—	15,093,750	$1,509	$23,491	$(1,268)	$23,732
Proceeds in excess of fair value Private Placement Warrants	—	—	—	—	1,663,200	—	1,663,200
Forfeiture of Founder Shares	—	—	(93,750)	(9)	9	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,686,700)	(46,493,019)	(48,179,719)
Net loss	—	—	—	—	—	(1,088,331)	(1,088,331)

Balance – March 31, 2021 (unaudited)	—	—	15,000,000	1,500	$—	(47,582,618)	(47,581,118)
Net income	—	—	—	—	—	3,478,573	3,478,573
Balance – June 30, 2021 (unaudited)	—	—	15,000,000	1,500	$—	(44,104,045)	(44,102,545)
Net income	—	—	—	—	—	6,273,216	6,273,216

Balance – September 30, 2021 (unaudited)	—	$—	15,000,000	$1,500	$—	$(37,830,829)	$(37,829,329)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$15,641,579	$8,663,458
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities and forward purchase agreement derivative asset (liability)	(13,521,334)	(10,400,334)
Transaction costs incurred in connection with Initial Public Offering	—	878,490
Interest earned on marketable securities held in Trust Account	(3,851,866)	(113,576)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	52,133	(340,089)
Due to related party	32,208	30,416
Accrued expenses	18,774	521,727
Income taxes payable	499,803	—

Net cash used in operating activities	(1,128,703)	(759,908)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(600,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	592,129	—

Net cash provided by (used in) investing activities	592,129	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	588,000,000
Proceeds from sale of Private Placements Warrants	—	14,000,001
Repayment of promissory note—related party	—	(189,155)
Payment of offering costs	—	(254,054)

Net cash provided by Financing Activities	—	601,556,792

Net Change in Cash	(536,574)	796,884
Cash – Beginning of period	709,182	185

Cash – End of period	$172,608	$797,069

Supplementary cash flow information:

Cash paid for income taxes	$270,000	$—

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Offering costs paid through promissory note	$—	$163,505

Deferred underwriting fee payable	$—	$21,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 18, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
Liquidity and Going Concern
As of September 30, 2022, the Company had $172,608 in its operating bank account and working deficit of $127,904. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).
The Company intends to complete a Business Combination by February 26, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
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
as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities and forward purchase agreement (“FPA”) (as described in Note 5). Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and is measured at redemption value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 60,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock, if any, are affected by charges against additional paid in capital and accumulated deficit.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$600,000,000
Less:
Proceeds allocated to Public Warrants	(15,565,200)
Class A common stock issuance costs	(32,614,519)
Plus:
Accretion of carrying value to redemption value	48,179,719

Class A common stock subject to possible redemption, December 31, 2021	600,000,000
Plus:
Accretion of carrying value to redemption value	2,896,619

Class A common stock subject to possible redemption, September 30, 2022	$602,896,619

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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 38.67% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 4.69% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value of the warrant liabilities, changes in fair value of the forward purchase agreement derivative asset, and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
SEPTEMBER 30, 2022
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
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,333,334 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$748,869	$187,217	$5,018,573	$1,254,643	$12,513,263	$3,128,316	$6,624,828	$2,038,630
Denominator:
Basic and diluted weighted average stock outstanding	60,000,000	15,000,000	60,000,000	15,000,000	60,000,000	15,000,000	47,472,527	14,608,516

Basic and diluted net income per share of common stock	$0.01	$0.01	$0.08	$0.08	$0.21	$0.21	$0.14	$0.14
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing February 26, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2022 and 2021, the Company incurred $30,000 and $90,000, $30,000 and $70,000 in fees for these services, respectively. As of September 30, 2022 and December 31, 2021, the Company has accrued $190,000 and $100,000, respectively, in its condensed balance sheets.
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
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Due to Related Party
From time to time, the Sponsor or an affiliate of the Sponsor will make payments on behalf of the Company for operating expenses that may include annual or quarterly subscriptions. At September 30, 2022 and December 31, 2021, the amount owed to the related party was $33,961 and $1,753, respectively.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Class
 A Common Stock
— The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares issued and outstanding, excluding 60,000,000 shares of Class A common stock subject to possible redemption, which are classified as temporary equity.
The Company determined the common stock subject to redemption to be equal to the redemption value of $10.05 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the Forward Purchase Agreement, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $602,896,619. This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in
capital and accumulated deficit.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class B common stock issued and outstanding.
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

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
At September 30, 2022 and December 31, 2021, there were 9,333,334 Private Placement Warrants and 12,000,000 Public Warrants outstanding.

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
At September 30, 2022, assets held in the Trust Account were comprised of $219,809 of cash and $603,219,381 in U.S. Treasury securities. During the three and nine months ended September 30, 2022, the Company did withdraw an amount of $592,128 in the interest income from the Trust Account to pay franchise tax.
At December 31, 2021, assets held in the Trust Account were comprised of $600,166,685 in money market funds, which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Loss	Fair Value
Assets:
September 30, 2022	U.S. Treasury Securities (Matures on 12/15/22)	1	$299,444,382	$207,256	$299,651,638
September 30, 2022	U.S. Treasury Securities (Matures on 12/22/22)	1	$303,762,232	$(194,489)	$303,567,743
December 31, 2021	Marketable Securities held in Trust Account – Treasury Trust Money Market Fund	1			$600,166,685
December 31, 2021	FPA Derivative Asset	3			$107,000
Liabilities:
September 30, 2022	FPA Derivative Liability	3			$25,000
September 30, 2022	Warrant Liability – Public Warrants	2			$1,800,000
September 30, 2022	Warrant Liability – Private Placement Warrants	2			$1,400,000
December 31, 2021	Warrant Liability – Public Warrants	1			$9,480,000
December 31, 2021	Warrant Liability – Private Placement Warrants	2			$7,373,334

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
The following table presents the quantitative information regarding Level 3 fair value measurements input:

	September 30, 2022	December 31, 2021
Forward Purchase Price (per unit)	$10.00	$10.00
Underlying Asset Price (per share)	$9.85	$9.72
Number of Warrants per unit	0.20	0.20
Concluded Unit Value	$9.87	$9.88
Time to Initial Business Combination	0.41	0.58
Risk free rate	3.70%	0.22%
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation disclose when the Level or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $15,499,200, when the Public Warrants were separately listed and traded. The Public Warrants transferred from a Level 1 fair value measurement to a Level 2 measurement during the three and nine months ended September 30, 2022.
The following table presents the changes in the fair value of FPA, which utilizes Level 3 measurements:

Forward Purchase Agreement Derivative
Initial measurement on February 26, 2021	$12,900
Change in fair value	(81,700)

Fair value as of March 31, 2021	(68,800)
Change in fair value	55,800

Fair value as of June 30, 2021	(13,000)
Change in fair value	(86,000)

Fair value as of September 30, 2021	$(99,000)

HUDSON EXECUTIVE INVESTMENT CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Forward Purchase Agreement Derivative
Fair value as of December 31, 2021	$(107,000)
Change in fair value	1,800

Fair value as of March 31, 2022	(105,200)
Change in fair value	(3,800)

Fair value as of June 30, 2022	(109,000)
Change in fair value	134,000

Fair value as of September 30, 2022	$25,000

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 18, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $936,086, which consists of interest earned on marketable securities held in the Trust Account of $2,883,040, offset by the change in the fair value of warrant liabilities and FPA of $1,102,533, formation and operating costs of $254,295 and a provision for income taxes of $590,126.

For the nine months ended September 30, 2022, we had a net income of $15,641,579, which consists of the change in the fair value of warrant liabilities and FPA of $13,521,334 and interest earned on marketable securities held in the Trust Account of $3,851,866, offset by formation and operating costs of $961,818 and a provision for income taxes of $769,803.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,128,703. Net income of $15,641,579 was affected by non-cash charges (income) related to the change in fair value of the warrant and FPA liabilities of $13,521,334, and interest earned in marketable securities held in Trust Account of $3,851,866. Changes in operating assets and liabilities provided $602,918 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $759,908. Net income of $8,663,458 was affected by non-cash charges (income) related to the change in fair value of the warrant and FPA liabilities of $10,400,334, interest earned in marketable securities held in Trust Account of $113,576 and transaction costs associated with the warrants of $878,490. Changes in operating assets and liabilities provided $212,054 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $603,426,422 (including $4,018,551 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn an amount of $592,128 in the interest earned from the Trust Account to pay franchise and income tax.

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

As of September 30, 2022, we had cash of $172,608. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unable to complete a Business Combination by February 26, 2023, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 26, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors

You should consider carefully all of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, and in the other reports we file with the SEC before making a decision to invest in our securities. Furthermore, if any of the following events occur, our business, financial condition and operating results may be materially adversely affected or we could face liquidation. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described in the aforementioned filings and below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results or result in our liquidation.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Business Combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing a business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the IPO Registration Statement (as defined below), we will liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

SPAC Rule Proposals sets forth, among other matters, the circumstances in which a SPAC such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of our IPO Registration Statement, and do not expect to complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To avoid being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we might, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete a Business Combination should a potential Business Combination be subject to any potential review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”). As a result, the pool of potential targets with which we could complete a Business Combination may be limited. In addition, the time necessary for any governmental or regulatory review or approval could prevent us from completing a Business Combination and require us to liquidate.

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

We do not believe that either we or our Sponsor constitute a “foreign person” under CFIUS rules and regulations. However, if CFIUS considers us to be a “foreign person” and believes that the business of a Business Combination target may affect national security, we could be subject to foreign ownership restrictions and/or CFIUS review. If a potential Business Combination falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate a Business Combination. In addition, if a potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with a Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although we do not believe we or the Sponsor are a “foreign person”, CFIUS may take a different view and decide to block or delay a potential Business Combination, impose conditions to mitigate national security concerns with respect to a potential Business Combination, order us to divest all or a portion of a U.S. business of the potential combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any potential foreign ownership by the Sponsor. As a result, the pool of potential targets with which we could complete a Business Combination may be limited due to such regulatory restrictions. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete a Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a potential Business Combination and the chance of realizing future gains on your investment through any price appreciation in the combined company.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

HUDSON EXECUTIVE INVESTMENT CORP. III

Date: November 14, 2022	By:	/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Ira Mosberg
	Name:	Ira Mosberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)